Form 10-K
period 2005-12-31
Arran Funding LTD; SOUTH GYLE RECEIVABLES TRUSTEE LTD; RBS CARDS SECURITISATION FUNDING LTD
filed 2006-03-31
CIK 1303197, 1108834, 1108835

-As filed with the Securities and Exchange Commission on March 30, 2006

  ============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------
                                    FORM 10-K
                              --------------------

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 (NO FEE REQUIRED)

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________ (NO FEE REQUIRED)

 Arran Funding Limited                        South Gyle Receivables                            RBS Cards
                                                 Trustee Limited                         Securitisation Funding
                                                                                                 Limited
                           (Exact name of Registrants as specified in their charters)
Jersey, Channel Islands                      Jersey, Channel Islands                     Jersey, Channel Islands
                         (State or other jurisdiction of incorporation or organisation)
        333-128502                                333-128502-02                               333-128502-01
                                             (Commission File Number)
          NONE                                         NONE                                       NONE

                                       (I.R.S. Employer Identification No.)
  22 Grenville Street,                         22 Grenville Street,                         Royal Bank House
       St. Helier,                                 St. Helier,                               71 Bath Street
     Jersey JE4 8PX                               Jersey JE4 8PX                             Jersey, JE2 4SU
    Channel Islands                              Channel Islands                             Channel Islands
                                    (Address of Principal Executive Offices)
                                                   (Zip Code)
   +(44) 1534-609000                           +(44) 1534-609000                            +(44) 1534-285279
              (Registrant's Telephone Number, including Area Code)

Securities registered or to be registered pursuant to Section 12(b) of the Act:
None

Securities registered or to be registered pursuant to Section 12(g) of the Act:
None

                                -----------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                  Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                                                  Yes |_| No |X|

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                             |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    |_| Accelerated Filer   |_| Non-accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                  Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                 Not applicable

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
Item 9A.  Controls and Procedures
Item 9B. Other Information

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

                                     PART I

Item 1. Business

            Arran Funding Limited, the issuer, is a public limited liability company which was incorporated in Jersey, Channel Islands, as a special purpose vehicle for the issue of asset backed securities, under the Companies (Jersey) Law 1991 on September 7, 2004 with registered number 88474. Its registered office and principal place of business are located at 22 Grenville Street, St. Helier, Jersey JE4 8PX, Channel Islands.

            The authorised share capital of the issuer is (pound)10,000, comprising 10,000 shares, each of (pound)1 par value. The issued share capital of the issuer is (pound)10, comprising ten shares, each of which is fully paid. All of the issuer's issued share capital is held by Arran Holdings Limited. It has a fiscal year end date of 31 December, and it will publish audited accounts for each fiscal year within six months of its year end. The issuer does not have any subsidiaries. Its telephone number is +44 1534 609 000.

            RBS Cards Securitisation Funding Limited, the loan note issuer, is a private limited liability company incorporated in Jersey, Channel Islands. Its registered office is located at Royal Bank House, 71 Bath Street, St. Helier, Jersey JE4 8PJ, Channel Islands. Its telephone number is +44 1534 285 279. The loan note issuer is a wholly-owned subsidiary of The Royal Bank of Scotland plc ("RBS").

            The loan note issuer was incorporated on February 2, 2000 to issue loan notes from time to time in respect of each trust series for which it becomes an investor beneficiary of the receivables trust.

            The loan note issuer does not have any employees. The loan note issuer has entered into an agreement dated March 27, 2000 with The Royal Bank of Scotland International Limited, a wholly-owned subsidiary of RBS incorporated and resident in Jersey, under which The Royal Bank of Scotland International Limited has agreed to provide administrative services to the loan note issuer.

            South Gyle Receivables Trustee Limited, the receivables trustee, is a private limited liability company, which was incorporated in Jersey, Channel Islands on February 2, 2000. Its registered office is located at 22 Grenville Street, St. Helier, and Jersey JE4 SPX, Channel Islands. Its telephone number is +44 1534 609 000. The receivables trustee does not have any employees. The shares of the receivables trustee are held by two nominees for a professional trust company - not affiliated to RBS - on trust for charitable purposes. After the receivables trustee has paid all amounts due in respect of each beneficial interest in the receivables trust and met all of its costs and expenses, any profits will be paid as dividends to the professional trust company which will pay them on to charities in Jersey selected at its discretion.

            The property of the Issuer currently consists of the series 2005-A loan note and the series 2005-B loan note. The property of the Loan Note Issuer currently consists of the investor interest in the receivables trust with respect to each of series 2005-A and series 2005-B. The property of the receivables trust currently consists solely of receivables in designated revolving credit card accounts of The Royal Bank of Scotland plc and National Westminster Bank Plc and related rights. Certificates of Compliance of the Trust Cash Manager and the Servicer are filed herewith as Exhibits 99.1 and 99.2. The Servicer's Certificate of Compliance contains a statement that the Servicer has complied with all conditions and covenants under the relevant transaction documents. The Trust Cash Manager's Certificate of Compliance contains a statement that the Trust Cash Manager has complied with all conditions and covenants under the relevant transaction documents.

Item 1A. Risk Factors

Not applicable

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

            See Item 15(a), Exhibits 99.3-99.15 for information provided in lieu of information required by Item 102 of Regulation S-K.

Item 3. Legal Proceedings

            The Issuer knows of no material legal proceedings involving the Issuer. The Loan Note Issuer knows of no material legal proceedings involving the Loan Note Issuer. The Receivables Trustee knows of no material legal proceedings involving the receivables trust.

Item 4. Submission of Matters to a Vote of Security Holders

            None

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities

            None of the Notes, the loan notes or the investor certificates, representing undivided beneficial interests in the receivables trust, is traded on any nationally recognised exchange in the United States. The Notes are listed on the London Stock Exchange and the loan notes are listed on the Channel Islands Stock Exchange.

      As of December 15, 2005, the number of holders of record for each class of Certificate were approximately as follows:

            Series 05-A

            Class A 24

            Class B 7

            Class C 4

            Series 05-B

            Class A1 7

            Class A2 10

            Class A3 13

            Class B3 5

            Class C1 2

            Class C3 3

Item 6. Selected Financial Data

            South Gyle Receivables Trustee Limited and RBS Cards  Securitisation
Funding Limited attach hereto under Exhibits 99.3-99.15 the monthly Trust Cash Manager's Reports and an aggregate of such reports in respect of (i) the investor interest in the receivables trust relating to the series 00-B notes (the "Series 00-B Notes") and the series 00-C notes (the "Series 00-C Notes" and together with the Series 00-B Notes, the "Series 00 Notes") issued by Arran One Limited and Arran Two Limited respectively and (ii) the series 00-B loan note and 00-C loan note relating to the Series 00 Notes, which reports include all financial information relating to the registrants that is relevant to Noteholders. The Series 00-B Notes were repaid in full on March 15, 2005 and the Series 00-C Notes were repaid in full on September 15, 2005.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

            The Issuer has entered into a currency swap transaction for each series and class of notes under a swap agreement with The Royal Bank of Scotland as the swap counterparty. Under the swap agreements for each of series 2005-A and series 2005-B, the issuer pays to the swap counterparty on each loan note payment date in respect of the notes of such series, all amounts received by the Issuer from the Loan Note Issuer in respect of the relevant series of loan note, after deducting the costs and expenses of the Issuer, an amount (if any) equal to principal and interest due on the expenses loan in respect of such series and an amount representing any profit for the Issuer for that interest period in respect of such series. Under the swap agreement for each of series 2005-A and Series 2005-B, the swap counterparty pays to the Issuer on each payment date in respect of the notes of such series, sums in U.S. dollars, Great British pounds and/or euros, as applicable, equivalent at the swap rate to the sterling amounts paid by the Issuer to the swap counterparty on that payment date.

      Each swap agreement for any class or sub-class may be terminated early in the following circumstances:

            (a) at the option of one party, after the expiration of any applicable grace period, if there is a failure by the other party to pay any amounts due under the swap agreement;

            (b) pursuant to the occurrence of an event of default under condition 10 of the note conditions and the notes becoming repayable;

            (c) upon the occurrence of certain other events with respect to either party to the swap agreement, including an insolvency, merger without an assumption of the obligations in respect of the swap agreement, or changes in law resulting in illegality; and

            (d) in the event that there is a withholding tax imposed (1) in relation to the issuer's payments under the swap agreement (2) in relation to the swap counterparty's payments under the swap agreement

(following, broadly, expiry of any period during which the swap counterparty is required to mitigate against the imposition of such withholding tax) and if determined, in accordance with condition 14 of the note conditions as a basic terms modification, by an extraordinary resolution of the noteholders of the relevant class or subclass.

            Upon any early termination of a swap agreement, the issuer or the swap counterparty may be liable to make a termination payment to the other. The amount of any such termination payment will be based on the market value of the swap computed in accordance with the relevant swap agreement, generally on the basis of market quotations of the cost of entering into a swap transaction with the same terms and conditions that would have the effect of preserving the respective full payment obligations of the parties, in accordance with the procedures set forth in the relevant swap agreement. Any such termination payment could, if interest rates and/or the relevant currency exchange rate had changed significantly, be substantial.

            Upon termination of a swap agreement and no replacement swap counterparty being arranged within the required time, the security under the trust deed (and the supplement to the trust deed) in respect of the relevant series will become enforceable. If such security is enforced, the proceeds thereof will be applied in payment of amounts under the order of priority of payments set forth in the conditions of the notes of such series. In the event that a swap agreement with respect to a specific class or sub-class is terminated not as a result of a swap counterparty swap event of default (as defined below), then any termination payment to be paid to the swap counterparty by the issuer in accordance with the early termination provisions of such swap agreement shall rank pari passu with only those payments to be made with respect to the relevant class or sub-class of notes corresponding to the relevant swap agreement.

            Certain events including, without limitation, failure to pay or deliver, misrepresentation, insolvency or bankruptcy pertaining to the swap counterparty (a "swap counterparty swap event of default") may result in the early termination of the relevant swap agreement. In the event that a swap agreement is terminated as a result of a swap counterparty swap event of default, then any termination payment to be paid to the swap counterparty by the issuer in accordance with the early termination provisions of such swap agreement shall be subordinated to any payments to be made under the relevant notes.

Item 8. Financial Statements and Supplementary Data.

      Not applicable

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

      NONE

Item 9A. Controls and Procedures

      Not applicable

Item 9B. Other Information

      Taxation

                    MATERIAL UNITED KINGDOM TAX CONSEQUENCES

            The comments below are of a general nature based on current United Kingdom law and practice as of the date of this Annual Report on Form 10-K and are subject to any change in law that may take effect after this date. They are made on the assumption that there will be no substitution of the issuer and do not consider the tax consequences of any such substitution. The comments do not purport to be a complete analysis of all UK tax considerations relating to the notes. They relate only to the position of persons who are the absolute beneficial owners of their notes and may not apply to certain classes of persons such as dealers. They do not necessarily apply where the income is deemed for tax purposes to be income of any other person. Any noteholders who are in doubt as to their tax position should consult their professional advisers.

            Noteholders who may be liable to taxation in jurisdictions other than the United Kingdom in respect of their acquisition, holding or disposal of the notes are particularly advised to consult their professional advisers as to whether they are so liable (and, if so, under the laws of which jurisdictions), since the following comments relate only to certain United Kingdom taxation aspects of payments in respect of the notes. In particular, noteholders should be aware that they may be liable to taxation under the laws of other jurisdictions in relation to payments in respect of the notes even if such payments may be made without withholding or deduction for or on account of taxation under the laws of the United Kingdom.

            UK withholding tax

            The notes issued by the Issuer will constitute "quoted Eurobonds" provided they are and continue to be listed on a recognised stock exchange within the meaning of section 841 of the Income and Corporation Taxes Act 1988. The London Stock Exchange is a recognised stock exchange for these purposes. Under HM Revenue and Customs published practice, securities will be treated as listed on the London Stock exchange if they are admitted to the Official List by the United Kingdom Listing Authority and are admitted to trading on the London Stock Exchange. Whilst the notes are and continue to be quoted Eurobonds, payments of interest on the notes may be made without withholding or deduction for or on account of United Kingdom income tax.

            In all cases falling outside the exemption described above, interest on the notes may be paid under deduction of United Kingdom income tax at the lower rate (currently 20 per cent.) subject to such relief as may be available, for example under the provisions of any applicable double taxation treaty.

            Provision of information

            Noteholders who are individuals should note that where any interest on notes is paid to them (or to any person acting on their behalf) by the issuer or any person in the United Kingdom acting on behalf of the issuer (a "paying agent"), or is received by any person in the United Kingdom acting on behalf of the relevant noteholder (other than solely by clearing or arranging the clearing of a cheque) (a "collecting agent"), then the issuer, the paying agent or the collecting agent (as the case may be) may, in certain cases, be required to supply to the United Kingdom HM Revenue and Customs details of the payment and certain details relating to the noteholder (including the noteholder's name and address). These provisions will apply whether or not the interest has been paid subject to withholding or deduction for or on account of United Kingdom income tax and whether or not the noteholder is resident in the United Kingdom for United Kingdom taxation purposes. Where the noteholder is not so resident, the details provided to the United Kingdom HM Revenue arid Customs may, in certain cases, he passed by the United Kingdom HM Revenue and Customs to the tax authorities of the jurisdiction in which the noteholder is resident for taxation purposes.

            Discount

            Notes may be issued at an issue price of less than 100 per cent. of their principal amount. Any discount element on any such notes will not be subject to any United Kingdom withholding tax pursuant to the provisions mentioned above, but may he subject to reporting requirements as outlined above.

            EU Directive on the taxation of savings income

            Under EC Council Directive 2003/48/EC on the taxation of savings income, each member state is required, from July 1, 2005, to provide to the tax authorities of another member state details of payments of interest or other similar income paid by a person within its jurisdiction to, or collected by such a person for, an individual resident in that other member state; however, for a transitional period, Austria, Belgium and Luxembourg may instead apply a withholding system in relation to such payments, deducting tax at rates rising over time to 35 per cent. The transitional period is to terminate at the end of the first fiscal year following agreement by certain non-EU countries to the exchange of information relating to such payments.

            Also with effect from July 1, 2005, a number of non-EU countries, and certain dependent or associated territories of certain member states (including Jersey), have agreed to adopt similar measures (either provision of information or transitional withholding) in relation to payments made by a person within its jurisdiction to, or collected by such a person for, an individual resident in a member state. In addition, the member states have entered into reciprocal provision of information or transitional withholding arrangements with certain of those dependent or associated territories in relation to payments made by a person in a member state to, or collected by such a person for, an individual resident in one of those territories.

            General issues

            The references to "interest" above mean "interest" as understood in United Kingdom tax law. The statements above do not take any account of any different definitions of "interest" or "principal" which may prevail under any other law or which may be created by the terms and conditions of the notes or any related documentation.

            UK tax overview for US noteholders

            A US noteholder will not be considered to be resident in the United Kingdom for United Kingdom tax purposes or otherwise subject to United Kingdom taxation on its income from the notes (other than tax withheld at source as discussed above) solely by reason of its holding of notes.

            UK tax overview for noteholders within the charge to UK tax

            Noteholders who are within the charge to UK corporation tax, income tax, capital gains tax or inheritance tax will generally be subject to tax in respect of their notes in accordance with the applicable legislation.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The following sets out the directors, the directors' ages and the directors' term of office for Arran Funding Limited, RBS Cards Securitisation Funding Limited and South Gyle Receivables Trustee Limited as at December 31, 2005.

                              Arran Funding Limited
--------------------------------------------------------------------------------
         Name                         Age                    Term of Office
--------------------------------------------------------------------------------
Helen Grant                           39          Open duration, as permitted by
                                                  Jersey law
--------------------------------------------------------------------------------
Louise Kerhoat                        30          Open duration, as permitted by
                                                  Jersey law
--------------------------------------------------------------------------------
Gareth Paul Essex-Cater               47          Open duration, as permitted by
                                                  Jersey law
--------------------------------------------------------------------------------
Lynn Cleary                           34          Open duration, as permitted by
                                                  Jersey law
--------------------------------------------------------------------------------

                    RBS Cards Securitisation Funding Limited
--------------------------------------------------------------------------------
         Name                         Age                    Term of Office
--------------------------------------------------------------------------------
Mark Hansford                         41          Open duration, as permitted by
                                                  Jersey law
--------------------------------------------------------------------------------
Lynn Cleary                           34          Open duration, as permitted by
                                                  Jersey law
--------------------------------------------------------------------------------
Helen Grant                           39          Open duration, as permitted by
                                                  Jersey law
--------------------------------------------------------------------------------
Robert Niall Douglas                  43          Open duration, as permitted by
                                                  Jersey law

--------------------------------------------------------------------------------

                     South Gyle Receivables Trustee Limited
--------------------------------------------------------------------------------
         Name                         Age                    Term of Office
--------------------------------------------------------------------------------
Helen Grant                           39          Open duration, as permitted by
                                                  Jersey law
--------------------------------------------------------------------------------
Louise Kerhoat                        30          Open duration, as permitted by
                                                  Jersey law
--------------------------------------------------------------------------------
Gareth Paul Essex-Cater               47          Open duration, as permitted by
                                                  Jersey law
--------------------------------------------------------------------------------

Item 11. Executive Compensation

No applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                              Arran Funding Limited
----------------------------------------------------------------------------------------------------
Title of Class         Name and Address of             Amount and Nature of        Percent of Class
                       Beneficial Owner                Beneficial Ownership
----------------------------------------------------------------------------------------------------
Ordinary Shares        Arran Charitable Trust          10 shares                   100%
                       22 Grenville Street
                       St Helier, Jersey JE4 8PX
----------------------------------------------------------------------------------------------------

                    RBS Cards Securitisation Funding Limited
----------------------------------------------------------------------------------------------------
Title of Class         Name and Address of             Amount and Nature of        Percent of Class
                       Beneficial Owner                Beneficial Ownership
----------------------------------------------------------------------------------------------------
Ordinary Shares        The Royal Bank of Scotland plc  10 shares                   100%
                       36 St Andrew Square
                       Edinburgh EH2 2YB
                       Scotland
----------------------------------------------------------------------------------------------------

                     South Gyle Receivables Trustee Limited
----------------------------------------------------------------------------------------------------
Title of Class         Name and Address of             Amount and Nature of        Percent of Class
                       Beneficial Owner                Beneficial Ownership
----------------------------------------------------------------------------------------------------
Ordinary Shares        South Gyle Charitable Trust     10 shares                   100%
                       22 Grenville Street
                       St Helier, Jersey JE4 8PX
----------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

NONE

Item 14. Principal Accountant Fees and Services

            Not applicable

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits

      (31.1) Sarbanes-Oxley Certification of Arran Funding Limited

      (31.2) Sarbanes-Oxley Certification of South Gyle Receivables Trustee Limited

      (31.3) Sarbanes-Oxley Certification of RBS Cards Securitisation Funding Limited

      (99.1) Trust Cash Manager's Certificate of Compliance

      (99.2) Servicer's Officer's Certificate of Compliance

      (99.3-99.5) Series 00-B Monthly Trust Cash Manager Reports

      (99.6-99.13) Series 00-C Monthly Trust Cash Manager Reports

      (99.14)  Series  00-B  Aggregate   Statement  of  Principal  and  Interest
      Distributions to Noteholders

      (99.15)  Series  00-C  Aggregate   Statement  of  Principal  and  Interest
      Distributions to Noteholders

(b) Not applicable

(c) Omitted

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            ARRAN FUNDING LIMITED
                               By: The Royal Bank of Scotland plc, as Servicer


                               /s/Colin Baillie
                               ---------------------------------
                               Name: Colin Baillie, as Senior Officer in charge of the servicing function of the Servicer


                            RBS CARDS SECURITISATION FUNDING LIMITED
                               By: The Royal Bank of Scotland plc, as Servicer


                               /s/Colin Baillie
                               ---------------------------------
                               Name: Colin Baillie, as Senior Officer in charge of the servicing function of the Servicer


                            SOUTH GYLE RECEIVABLES TRUSTEE LIMITED,
                               By: The Royal Bank of Scotland plc, as Servicer


                               /s/Colin Baillie
                               ---------------------------------
                               Name: Colin Baillie, as Senior Officer in charge of the servicing function of the Servicer

Date: March 30, 2006

                                Index to Exhibits

Exhibit No.       Document Description

31.1              Sarbanes-Oxley Certification of Arran Funding Limited

31.2              Sarbanes-Oxley Certification of South Gyle Receivables Trustee
                  Limited

31.3              Sarbanes-Oxley   Certification  of  RBS  Cards  Securitisation
                  Funding Limited

99.1              Trust Cash Manager's Certificate of Compliance

99.2              Servicer's Certificate of Compliance

99.3-99.5         Series 00-B Monthly Trust Cash Manager Reports

99.6-99.13        Series 00-C Monthly Trust Cash Manager Reports

99.14 Series 00-B Aggregate Statement of Principal and Interest Distributions to Noteholders

99.15 Series 00-C Aggregate Statement of Principal and Interest Distributions to Noteholders